Form 10QSB
period 1999-06-30
MPEG SUPER SITE
filed 1999-07-30
CIK 1068145

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended June 30, 1999


                       Commission File Number: 0-24869


                             MPEG Super Site, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Colorado                                     84-1473048
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                  1358 5th Street, Santa Monica, California 90401
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)


                               (310) 823-8622
                          --------------------------
                          (Issuer's telephone number)





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of July 28, 1999, the Registrant had 12,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                   INDEX

                                                                  PAGE
                                                                 NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Balance Sheets as of June 30, 1999
              and December 31, 1998                                3

              Statement of Operations, Three Months
              Ended June 30, 1999                                  4

              Statement of Operations, Six Months
              Ended June 30, 1999                                  5

              Statement of Cash Flows, Six Months
              Ended June 30, 1999                                  6

              Notes to Financial Statements                        7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                           8

Part II.  Other Information                                        9

                              MPEG SUPER SITE, INC.

                                  BALANCE SHEETS
                                   (Unaudited)

                                      ASSETS

                                                 June 30     December 31
                                                   1999           1998
                                              ------------     -----------

Current Assets
 Cash                                         $       642      $    2,227
                                              -----------      ----------
  Total Current Assets                                642           2,227

Organization costs, net of amortization             5,635           6,440
                                              -----------      ----------

  Total Assets                                $     6,277      $    8,667
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                 250               -
                                              -----------      ----------
  Total Current Liabilities                           250               -
                                              -----------      ----------

Stockholders' Equity:
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     2,000,000 shares issued and
     outstanding                                   12,050          12,050
Additional paid-in capital                          5,400           3,600
Accumulated deficit                               (11,423)         (6,983)
                                              -----------      ----------
Total Stockholders' Equity                          6,027           8,667
                                              -----------      ----------

Total Liabilities and Stockholders' Equity    $     6,277      $    8,667
                                              ===========      ==========


The accompanying notes are an integral part of the financial statements.

                             MPEG SUPER SITE, INC.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                      Three Months Ended June 30, 1999



Revenues                                              $         -
                                                      -----------

Operating Expenses:
     Amortization                                             402
     Professional fees                                        632
     Rent                                                     300
     Other                                                     20
                                                      -----------
       Total Operating Expenses                             1,354
                                                      -----------

Net Loss                                              $    (1,354)
                                                      -----------

Per Share                                             $       nil
                                                      ===========

Weighted Average Number of Shares Outstanding           2,000,000
                                                      ===========




















The accompanying notes are an integral part of the financial statements.

                             MPEG SUPER SITE, INC.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                        Six Months Ended June 30, 1999



Revenues                                              $         -
                                                      -----------

Operating Expenses:
     Amortization                                             805
     Professional fees                                      2,545
     Rent                                                     600
     Advertising                                              457
     Other                                                     33
                                                      -----------
       Total Operating Expenses                             4,440
                                                      -----------

Net Loss                                              $    (4,440)
                                                      -----------

Per Share                                             $       nil
                                                      ===========

Weighted Average Number of Shares Outstanding           2,000,000
                                                      ===========




















The accompanying notes are an integral part of the financial statements.

                             MPEG SUPER SITE, INC.

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                       Six Months Ended June 30, 1999



Cash Flows from Operating Activities:
     Net (loss)                                        $   (4,440)
     Amortization                                             805
     Increase in accounts payable                             250
                                                       ----------

  Net Cash (Used in) Operating Activities                  (3,385)
                                                       ----------


Cash Flows from Investing Activities                            -
                                                       ----------

Cash Flows from Financing Activities:
     Increase in additional paid-in capital                 1,800
                                                       ----------

  Net Cash Provided by Financing Activities                 1,800
                                                       ----------

(Decrease) in Cash                                         (1,585)

Cash, Beginning of Period                                   2,227
                                                       ----------

Cash, End of Period                                    $      642
                                                       ==========

Interest Paid                                          $        -
                                                       ==========

Income Taxes Paid                                      $        -
                                                       ==========







The accompanying notes are an integral part of the financial statements.

                             MPEG SUPER SITE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                          June 30, 1999 (Unaudited)


(1)   Condensed Financial Statements

The financial statements included herein have been prepared by MPEG Super Site, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and MPEG Super Site, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1998 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by MPEG Super Site, Inc. later in the year.

The management of MPEG Super Site, Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

                                   ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


MPEG Super Site, Inc. (the "Company") was organized as a Colorado corporation under the name of Copper Capital, Inc. on December 5, 1996, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

On July 14, 1999, the Company completed the acquisition of 100% of the outstanding common stock of MPEG Super Site, Inc., a Nevada corporation ("MPEG"), in exchange for 7,000,000 shares of the Company's common stock (approximately 58.3% of the shares now outstanding).

At June 30, 1999, the Company had no material commitments for capital expenditures.

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


                                   MPEG SUPER SITE, INC.



Date: July 27, 1999                By:/s/ Bruce M. Tomiyami
                                      Bruce M. Tomiyami, Secretary

                              EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically